Form 10-K
period 2016-12-31
Wells Fargo Commercial Mortgage Trust 2016-LC24
filed 2017-03-27
CIK 1682860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-08

Central Index Key Number of the issuing entity: 0001682860

Wells Fargo Commercial Mortgage Trust 2016-LC24

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4006913 38-4006914 38-7145175 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                           Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan, which constituted approximately 6.7% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Central Park Retail Mortgage Loan or the One & Two Corporate Plaza Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Central Park Retail Mortgage Loan and the One & Two Corporate Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Equity Inns Portfolio Mortgage Loan, which constituted approximately 0.9% of the asset pool of the issuing entity as of its cut-off date.  The Equity Inns Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Equity Inns Portfolio Mortgage Loan and ten other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the COMM 2015-LC23 Mortgage Trust transaction, Commission File Number 333-193376-25 (the “COMM 2015-LC23 Transaction”). This loan combination, including the Equity Inns Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-LC23 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2015-LC23 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-LC23 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Shops at Crystals Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Shops at Crystals Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Shops at Crystals Mortgage Loan and twenty other pari passu loans and nine subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Shops at Crystals Trust 2016-CSTL transaction (the “Shops at Crystals 2016-CSTL Transaction”). This loan combination, including The Shops at Crystals Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pinnacle II Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Pinnacle II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pinnacle II Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2016-BNK1 transaction, Commission File Number 333-206677-07 (the “WFCM 2016-BNK1 Transaction”). This loan combination, including the Pinnacle II Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Garden Inn Athens Downtown Mortgage Loan, which constituted approximately 0.7% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Garden Inn Athens Downtown Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Garden Inn Athens Downtown Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Citigroup Commercial Mortgage Trust 2016-C2 transaction, Commission File Number 333-207132-06 (the “CGCMT 2016-C2 Transaction”). This loan combination, including the Hilton Garden Inn Athens Downtown Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2016-C2 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2016-C2 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Aspen at Norman Student Housing Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Aspen at Norman Student Housing Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Aspen at Norman Student Housing Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Aspen at Norman Student Housing Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Aspen at Norman Student Housing loan combination in the Wells Fargo Commercial Mortgage Trust 2016-LC25 transaction, Commission File Number 333-206677-11 (the “WFCM 2016-LC25 Transaction”).  After the closing of the WFCM 2016-LC25 Transaction on December 8, 2016, this loan combination, including the Aspen at Norman Student Housing Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2016-LC25 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2016-LC25 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2016-LC25 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1140 Avenue of the Americas Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The 1140 Avenue of the Americas Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1140 Avenue of the Americas Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the 1140 Avenue of the Americas Mortgage Loan, was serviced under the Trust and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 1140 Avenue of the Americas loan combination in the Wells Fargo Commercial Mortgage Trust 2016-C37 transaction, Commission File Number 333-206677-12 (the “WFCM 2016-C37 Transaction”).  After the closing of the WFCM 2016-C37 Transaction on December 22, 2016, this loan combination, including the 1140 Avenue of the Americas Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the WFCM 2016-C37 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2016-C37 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the WFCM 2016-C37 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the Equity Inns Portfolio Mortgage Loan , the Pinnacle II Mortgage Loan,  the Aspen at Norman Student Housing Mortgage Loan and the 1140 Avenue of the Americas Mortgage Loan and the certificate administrator of The Shops at Crystals Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Equity Inns Portfolio Mortgage Loan , the Pinnacle II Mortgage Loan,  the Aspen at Norman Student Housing Mortgage Loan and the 1140 Avenue of the Americas Mortgage Loan and the trustee and custodian of The Shops at Crystals Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, and the primary servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

TriMont Real Estate Advisors, LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the 1140 Avenue of the Americas Mortgage Loan.  As a result, TriMont Real Estate Advisors, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by TriMont Real Estate Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Equity Inns Portfolio Mortgage Loan , the Pinnacle II Mortgage Loan,  the Aspen at Norman Student Housing Mortgage Loan and the 1140 Avenue of the Americas Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2015-LC23 Transaction, the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction, the pooling and servicing agreement for the WFCM 2016-LC25 Transaction and the the pooling and servicing agreement for WFCM 2016-C37 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Equity Inns Portfolio Mortgage Loan , the Pinnacle II Mortgage Loan,  the Aspen at Norman Student Housing Mortgage Loan and the 1140 Avenue of the Americas Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee of the Hilton Garden Inn Athens Downtown Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Hilton Garden Inn Athens Downtown Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer of the 1140 Avenue of the Americas Mortgage Loan, the Pinnacle II Mortgage Loan, the Aspen at Norman Student Housing Mortgage Loan and the Equity Inns Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes (i) the Equity Inns Portfolio Mortgage Loan, The Shops at Crystals Mortgage Loan, the Pinnacle II Mortgage Loan, the Hilton Garden Inn Athens Downtown Mortgage Loan and the Aspen at Norman Student Housing Mortgage Loan,  the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Park Bridge Lender Services, LLC, as operating advisor of  the Equity Inns Portfolio Mortgage Loan and the Pinnacle II Mortgage Loan, KeyBank National Association, as primary servicer of The Shops at Crystals Mortgage Loan , AEGON USA Realty Advisors, LLC, as special servicer of The Shops at Crystals Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer of the Pinnacle II Mortgage Loan, C-III Asset Management LLC, as special servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan, Citibank, N.A., as certificate administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan, Deutsche Bank Trust Company, as custodian of the Hilton Garden Inn Athens Downtown Mortgage Loan, Pentalpha Surveillance LLC, as operating advisor of the Hilton Garden Inn Athens Downtown Mortgage Loan and the Aspen at Norman Student Housing Mortgage Loan and CWCapital Asset Management LLC, as special servicer of the Aspen at Norman Student Housing Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the Equity Inns Portfolio Mortgage Loan, The Shops at Crystals Mortgage Loan, the Pinnacle II Mortgage Loan, the Aspen at Norman Student Housing Mortgage Loan and the 1140 Avenue of the Americas Mortgage Loan,  the servicer compliance statements of LNR Partners, LLC, as special servicer of the Equity Inns Portfolio Mortgage Loan and the  1140 Avenue of the Americas Mortgage Loan, KeyBank National Association, as primary servicer of The Shops at Crystals Mortgage Loan , AEGON USA Realty Advisors, LLC, as special servicer of The Shops at Crystals Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer of the Pinnacle II Mortgage Loan, C-III Asset Management LLC, as special servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan, Citibank, N.A., as certificate administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan and CWCapital Asset Management LLC, as special servicer of the Aspen at Norman Student Housing Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, Deutsche Bank Trust Company Americas, as trustee and custodian, C-III Asset Management LLC, as special servicer, Citibank, N.A. as certificate administrator, CWCapital Asset Management LLC, as special servicer and KeyBank National Association, as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee and custodian under the pooling and servicing agreement for the CGCMT 2016-C2 Transaction.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

Citibank, N.A. (“Citibank”) is acting as certificate administrator of the CGCMT 2016-C2 Transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Citibank’s motion to dismiss was fully briefed as of April 15, 2016.  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On October 25, 2016, the court granted leave for defendants to file an opposition brief.  Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore,  neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as certificate administrator under pooling and servicing agreement for the CGCMT 2016-C2 Transaction.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on September 29, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Equity Inns Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2015-LC23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2015-LC23 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2015-LC23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Shops at Crystals Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the Shops at Crystals 2016-CSTL Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Shops at Crystals 2016-CSTL Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pinnacle II Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the WFCM 2016-BNK1 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2016-BNK1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hilton Garden Inn Athens Downtown Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2016-C2 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2016-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Aspen at Norman Student Housing Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2016-LC25 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2016-LC25 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2016-LC25 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 1140 Avenue of the Americas Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the WFCM 2016-C37 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the trust and servicing agreement for the WFCM 2016-C37 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2016-C37 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of September 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 23, 2017 under Commission File No. 333-506677-08 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of July 20, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer and Wells Fargo Bank, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 7, 2017 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of September 29, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.9           Co-Lender Agreement, dated as of June 28, 2016, by and among Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.10         Amended and Restated Co-Lender Agreement, dated as of January 8, 2016, by and among Wilmington Trust, National Association, As Trustee For The Benefit Of The Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1-A Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio, as Note A-1-B Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio, as Note A-2-A1 Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio , as Note A-2-A2 Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio , as Note A-2-B Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio, as Note A-3 Holder, Wilmington Trust, National Association, As Trustee For The Benefit Of The Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-4-A Holder, German American Capital Corporation, as Note A-4-B Holder, German American Capital Corporation , as Note A-5-A Holder, German American Capital Corporation , as A-5-B Holder, and German American Capital Corporation, as Note A-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.11         Co-Lender Agreement, dated as of July 20, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note 1 Holder, Bank Of America, N.A., as Initial Note 2 Holder and Wells Fargo Bank, National Association, as Initial Note 3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.12         Agreement Between Note Holders, dated as of July 28, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.13         Co-Lender Agreement, dated as of August 11, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.14         Amended and Restated Co-Lender Agreement, dated as of January 8, 2016, by and among Ladder Capital Finance I LLC, as Note A-1 Holder, and Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.15         Co-Lender Agreement, dated as of September 29, 2016, by and among Ladder Capital Finance I LLC, as Note A- 1 Holder, Note A-2 Holder, Note A-3 Holder, and Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A., as NCB Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)
33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.6 Wells Fargo Bank, National Association, as Certificate Administrator
33.7 Wells Fargo Bank, National Association, as Custodian
33.8 TriMont Real Estate Advisors, LLC, as Operating Advisor
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.10 National Tax Search, LLC, as Servicing Function Participant
33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 33.1)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (see Exhibit 33.3)
33.13 Wilmington Trust, National Association, as Trustee of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)
33.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Central Park Retail Mortgage Loan (see Exhibit 33.6)
33.15 Wells Fargo Bank, National Association, as Custodian of the Central Park Retail Mortgage Loan (see Exhibit 33.7)
33.16 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Central Park Retail Mortgage Loan (see Exhibit 33.8)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 33.9)
33.18 National Tax Search, LLC, as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 33.10)
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.1)
33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.3)
33.21 Wilmington Trust, National Association, as Trustee of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.6)
33.23 Wells Fargo Bank, National Association, as Custodian of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.7)
33.24 TriMont Real Estate Advisors, LLC, as Operating Advisor of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.8)
33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.9)
33.26 National Tax Search, LLC, as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.10)
33.27 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.1)
33.28 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan
33.29 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.6)
33.31 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.7)
33.32 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.9)
33.34 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.10)
33.35 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 33.6)
33.38 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.7)
33.39 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)
33.40 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.42 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 33.6)
33.43 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.7)
33.44 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.9)
33.46 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.10)
33.47 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (see Exhibit 33.3)
33.48 C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.49 Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.50 Citibank, N.A., as Certificate Administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.51 Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.1)
33.53 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.54 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.55 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.6)
33.56 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.7)
33.57 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.58 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.9)
33.59 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)
33.60 Wells Fargo Bank, National Association, as Primary Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)
33.61 LNR Partners, LLC, as Special Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.28)
33.62 Wilmington Trust, National Association, as Trustee of the 1140 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
33.63 Wells Fargo Bank, National Association, as Certificate Administrator of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)
33.64 Wells Fargo Bank, National Association, as Custodian of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)
33.65 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)
33.66 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.9)
33.67 National Tax Search, LLC, as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.10)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A., as NCB Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)
34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.6 Wells Fargo Bank, National Association, as Certificate Administrator
34.7 Wells Fargo Bank, National Association, as Custodian
34.8 TriMont Real Estate Advisors, LLC, as Operating Advisor
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.10 National Tax Search, LLC, as Servicing Function Participant
34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 34.1)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (see Exhibit 34.3)
34.13 Wilmington Trust, National Association, as Trustee of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)
34.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Central Park Retail Mortgage Loan (see Exhibit 34.6)
34.15 Wells Fargo Bank, National Association, as Custodian of the Central Park Retail Mortgage Loan (see Exhibit 34.7)
34.16 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Central Park Retail Mortgage Loan (see Exhibit 34.8)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 34.9)
34.18 National Tax Search, LLC, as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 34.10)
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.1)
34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.3)
34.21 Wilmington Trust, National Association, as Trustee of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.6)
34.23 Wells Fargo Bank, National Association, as Custodian of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.7)
34.24 TriMont Real Estate Advisors, LLC, as Operating Advisor of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.8)
34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.9)
34.26 National Tax Search, LLC, as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.10)
34.27 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.1)
34.28 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan
34.29 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.6)
34.31 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.7)
34.32 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.9)
34.34 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.10)
34.35 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 34.6)
34.38 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.7)
34.39 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)
34.40 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.42 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 34.6)
34.43 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.7)
34.44 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.9)
34.46 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.10)
34.47 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (see Exhibit 34.3)
34.48 C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.49 Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.50 Citibank, N.A., as Certificate Administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.51 Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.1)
34.53 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.54 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.55 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.6)
34.56 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.7)
34.57 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.58 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.9)
34.59 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)
34.60 Wells Fargo Bank, National Association, as Primary Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)
34.61 LNR Partners, LLC, as Special Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.28)
34.62 Wilmington Trust, National Association, as Trustee of the 1140 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
34.63 Wells Fargo Bank, National Association, as Certificate Administrator of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)
34.64 Wells Fargo Bank, National Association, as Custodian of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)
34.65 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)
34.66 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.9)
34.67 National Tax Search, LLC, as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.10)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 National Cooperative Bank, N.A., as NCB Master Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.4 National Cooperative Bank, N.A., as NCB Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 35.1)
35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Central Park Retail Mortgage Loan (see Exhibit 35.5)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.1)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.5)
35.12 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan
35.13 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan
35.15 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.16 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Crystals Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan
35.19 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
35.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan
35.21 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (see Exhibit 35.3)
35.22 C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Citibank, N.A., as Certificate Administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan
35.25 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
35.26 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan
35.27 Wells Fargo Bank, National Association, as Primary Servicer of the 1140 Avenue of the Americas Mortgage Loan
35.28 LNR Partners, LLC, as Special Servicer of the 1140 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
35.29 Wells Fargo Bank, National Association, as Certificate Administrator of the 1140 Avenue of the Americas Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date:  March 24, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of September 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 23, 2017 under Commission File No. 333-506677-08 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.3 Trust and Servicing Agreement, dated as of July 20, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer and Wells Fargo Bank, National Association, as Certificate Administrator and Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, CWCapital Asset Management LLC, as General Special Servicer, National Cooperative Bank, N.A. as NCB Master Servicer and NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 8, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.7 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 7, 2017 under Commission File No. 333-206677-08 and incorporated by reference herein).

4.8 Agreement Between Note Holders, dated as of September 29, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.9 Co-Lender Agreement, dated as of June 28, 2016, by and among Rialto Mortgage Finance, LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.10 Amended and Restated Co-Lender Agreement, dated as of January 8, 2016, by and among Wilmington Trust, National Association, As Trustee For The Benefit Of The Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1-A Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio, as Note A-1-B Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio, as Note A-2-A1 Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio , as Note A-2-A2 Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio , as Note A-2-B Holder, Ladder Capital Finance III LLC - Series 97 - Equity Inns Portfolio, as Note A-3 Holder, Wilmington Trust, National Association, As Trustee For The Benefit Of The Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-4-A Holder, German American Capital Corporation, as Note A-4-B Holder, German American Capital Corporation ,

4.11 Co-Lender Agreement, dated as of July 20, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note 1 Holder, Bank Of America, N.A., as Initial Note 2 Holder and Wells Fargo Bank, National Association, as Initial Note 3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.12 Agreement Between Note Holders, dated as of July 28, 2016, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.13 Co-Lender Agreement, dated as of August 11, 2016, by and among Rialto Mortgage Finance, LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.14 Amended and Restated Co-Lender Agreement, dated as of January 8, 2016, by and among Ladder Capital Finance I LLC, as Note A-1 Holder, and Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

4.15 Co-Lender Agreement, dated as of September 29, 2016, by and among Ladder Capital Finance I LLC, as Note A- 1 Holder, Note A-2 Holder, Note A-3 Holder, and Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein.

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 National Cooperative Bank, N.A., as NCB Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)
33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.6 Wells Fargo Bank, National Association, as Certificate Administrator
33.7 Wells Fargo Bank, National Association, as Custodian
33.8 TriMont Real Estate Advisors, LLC, as Operating Advisor
33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.10 National Tax Search, LLC, as Servicing Function Participant
33.11 Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 33.1)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (see Exhibit 33.3)
33.13 Wilmington Trust, National Association, as Trustee of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)
33.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Central Park Retail Mortgage Loan (see Exhibit 33.6)
33.15 Wells Fargo Bank, National Association, as Custodian of the Central Park Retail Mortgage Loan (see Exhibit 33.7)
33.16 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Central Park Retail Mortgage Loan (see Exhibit 33.8)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 33.9)
33.18 National Tax Search, LLC, as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 33.10)
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.1)
33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.3)
33.21 Wilmington Trust, National Association, as Trustee of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.6)
33.23 Wells Fargo Bank, National Association, as Custodian of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.7)
33.24 TriMont Real Estate Advisors, LLC, as Operating Advisor of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.8)
33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.9)
33.26 National Tax Search, LLC, as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 33.10)
33.27 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.1)
33.28 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan
33.29 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.6)
33.31 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.7)
33.32 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.9)
33.34 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.10)
33.35 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 33.6)
33.38 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.7)
33.39 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 33.1)
33.40 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.42 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 33.6)
33.43 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 33.7)
33.44 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
33.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.9)
33.46 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 33.10)
33.47 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (see Exhibit 33.3)
33.48 C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.49 Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.50 Citibank, N.A., as Certificate Administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.51 Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
33.52 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.1)
33.53 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.54 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.55 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.6)
33.56 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.7)
33.57 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
33.58 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.9)
33.59 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 33.10)
33.60 Wells Fargo Bank, National Association, as Primary Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)
33.61 LNR Partners, LLC, as Special Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.28)
33.62 Wilmington Trust, National Association, as Trustee of the 1140 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
33.63 Wells Fargo Bank, National Association, as Certificate Administrator of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.6)
33.64 Wells Fargo Bank, National Association, as Custodian of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)
33.65 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)
33.66 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.9)
33.67 National Tax Search, LLC, as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 33.10)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 National Cooperative Bank, N.A., as NCB Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.4 National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)
34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.6 Wells Fargo Bank, National Association, as Certificate Administrator
34.7 Wells Fargo Bank, National Association, as Custodian
34.8 TriMont Real Estate Advisors, LLC, as Operating Advisor
34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.10 National Tax Search, LLC, as Servicing Function Participant
34.11 Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 34.1)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (see Exhibit 34.3)
34.13 Wilmington Trust, National Association, as Trustee of the Central Park Retail Mortgage Loan (Omitted. See Explanatory Notes.)
34.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Central Park Retail Mortgage Loan (see Exhibit 34.6)
34.15 Wells Fargo Bank, National Association, as Custodian of the Central Park Retail Mortgage Loan (see Exhibit 34.7)
34.16 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Central Park Retail Mortgage Loan (see Exhibit 34.8)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 34.9)
34.18 National Tax Search, LLC, as Servicing Function Participant of the Central Park Retail Mortgage Loan (see Exhibit 34.10)
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.1)
34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.3)
34.21 Wilmington Trust, National Association, as Trustee of the One & Two Corporate Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.6)
34.23 Wells Fargo Bank, National Association, as Custodian of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.7)
34.24 TriMont Real Estate Advisors, LLC, as Operating Advisor of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.8)
34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.9)
34.26 National Tax Search, LLC, as Servicing Function Participant of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 34.10)
34.27 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.1)
34.28 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan
34.29 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.6)
34.31 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.7)
34.32 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.9)
34.34 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.10)
34.35 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Crystals Mortgage Loan (see Exhibit 34.6)
34.38 Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.7)
34.39 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan (see Exhibit 34.1)
34.40 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Wilmington Trust, National Association, as Trustee of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.42 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan (see Exhibit 34.6)
34.43 Wells Fargo Bank, National Association, as Custodian of the Pinnacle II Mortgage Loan (see Exhibit 34.7)
34.44 Park Bridge Lender Services LLC, as Operating Advisor of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
34.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.9)
34.46 National Tax Search, LLC, as Servicing Function Participant of the Pinnacle II Mortgage Loan (see Exhibit 34.10)
34.47 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (see Exhibit 34.3)
34.48 C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.49 Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.50 Citibank, N.A., as Certificate Administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.51 Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
34.52 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.1)
34.53 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.54 Wilmington Trust, National Association, as Trustee of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.55 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.6)
34.56 Wells Fargo Bank, National Association, as Custodian of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.7)
34.57 Pentalpha Surveillance LLC, as Operating Advisor of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
34.58 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.9)
34.59 National Tax Search, LLC, as Servicing Function Participant of the Aspen at Norman Student Housing Mortgage Loan (see Exhibit 34.10)
34.60 Wells Fargo Bank, National Association, as Primary Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)
34.61 LNR Partners, LLC, as Special Servicer of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.28)
34.62 Wilmington Trust, National Association, as Trustee of the 1140 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
34.63 Wells Fargo Bank, National Association, as Certificate Administrator of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.6)
34.64 Wells Fargo Bank, National Association, as Custodian of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)
34.65 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)
34.66 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.9)
34.67 National Tax Search, LLC, as Servicing Function Participant of the 1140 Avenue of the Americas Mortgage Loan (see Exhibit 34.10)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 National Cooperative Bank, N.A., as NCB Master Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.4 National Cooperative Bank, N.A., as NCB Special Servicer
35.5 Wells Fargo Bank, National Association, as Certificate Administrator
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Central Park Retail Mortgage Loan (see Exhibit 35.1)
35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Central Park Retail Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the Central Park Retail Mortgage Loan (see Exhibit 35.5)
35.9 Wells Fargo Bank, National Association, as Primary Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.1)
35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the One & Two Corporate Plaza Mortgage Loan (see Exhibit 35.5)
35.12 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan
35.13 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan
35.15 KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.16 AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)
35.17 Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Crystals Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Primary Servicer of the Pinnacle II Mortgage Loan
35.19 Rialto Capital Advisors, LLC, as Special Servicer of the Pinnacle II Mortgage Loan (Omitted. See Explanatory Notes.)
35.20 Wells Fargo Bank, National Association, as Certificate Administrator of the Pinnacle II Mortgage Loan
35.21 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (see Exhibit 35.3)
35.22 C-III Asset Management LLC, as Special Servicer of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Citibank, N.A., as Certificate Administrator of the Hilton Garden Inn Athens Downtown Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Primary Servicer of the Aspen at Norman Student Housing Mortgage Loan
35.25 CWCapital Asset Management LLC, as Special Servicer of the Aspen at Norman Student Housing Mortgage Loan (Omitted. See Explanatory Notes.)
35.26 Wells Fargo Bank, National Association, as Certificate Administrator of the Aspen at Norman Student Housing Mortgage Loan
35.27 Wells Fargo Bank, National Association, as Primary Servicer of the 1140 Avenue of the Americas Mortgage Loan
35.28 LNR Partners, LLC, as Special Servicer of the 1140 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
35.29 Wells Fargo Bank, National Association, as Certificate Administrator of the 1140 Avenue of the Americas Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, among Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 14, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and National Cooperative Bank, N.A. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 29, 2016 under Commission File No. 333-206677-08 and incorporated by reference herein)